Form 10KSB/A
period 2005-12-31
SHELBY GROUP INC
filed 2006-05-04
CIK 1140459

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                  1st Amended

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

ITEM 6  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION &

ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 14
ITEM 8A. CONTROLS AND PROCEDURES ............................................ 14

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,

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

                                      F-1

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

                                       F-2

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

                                       F-3

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

                                       F-4

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

                                       F-5

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

                                             Deferred     Valuation
                                            Tax Assets    Allowance    Balance
                                            ----------    ---------    --------
Deferred tax assets at December 31, 2004     $ 2,358      $(2,358)    $  -0-

Additions for the year                           778          (778)       -0-
                                            ----------    ---------    --------
Deferred tax assets at December 31, 2005     $ 3,136       $(3,136)    $  -0-
                                            ==========    =========    ========

The following is reconciliation  from the expected  statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                            2005         2004
Expected income tax (benefit) at                         ---------    ---------
   federal statutory tax rate -20%                        $(1,318)    $(1,321)
Permanent differences                                          540          540
Valuation allowance                                            778          781
                                                         ---------    ---------
Actual income tax (benefit)                                $   -0-       $  -0-
                                                         =========    =========

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

     No income tax  returns  have been filed since  inception,  nor is there any income tax liability associated with such returns.

                                       F-7

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required under the Exchange
Act, Rule 13a-15(b), our management, including our President and Chief Financial
Officer,  carried  out an  evaluation  of the  effectiveness  of the  design and operation  of our  "disclosure  controls  and  procedures"  as of the end of the period  covered by this  report.  As  defined  under the  Exchange  Act in Rules
13a-15(e) and  15d-15(e),  disclosure  controls and  procedures are controls and other  procedures  of our company that are  designed to ensure that  information required to be  disclosed  by our company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Due to the limited operations of the company and the nature of our  business  this process is  relatively  simple although we do ensure  compliance.  Our  President is currently  the only active participant in the company therefore and information required to be disclosed is known and recorded immediately.  There is no communication needed from employees as there are none. We rely on quarterly  evaluations as to our disclosure policy and retain  legal  personnel  as  consultants  in  overseeing  the  accuracy and timeliness of our periodic reports.

Based  on this  evaluation,  our  President  has made  the  conclusion  that our disclosure  procedures  and controls were  effective as of the end of the period covered by this report.  Having said this,  no matter what the system of control is, it can only provide  reasonable  assurance and not absolute  assurance as to the system  requirements.  These  controls were  designed to provide  reasonable assurance as to the timeliness and adequacy of the  information  required within the Forms of the SEC.

ITEM 8A. CONTROLS AND PROCEDURES - continued

 Changes in Internal  Control over  Financial  Reporting.  During our most recent fiscal  quarter,  concluding  the end fiscal year,  there were no changes in our internal control over financial reporting that have materially affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS &  MANAGEMENT  -
continued

Security Ownership of Beneficial Owners:
----------------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   400,000    Direct                40%

Deanna Olson        Common   400,000    Direct                40%

--------------------------------------------------------------------------------
TOTAL
Common Shares:               800,000

Security Ownership of Management:
---------------------------------

Beneficial Owner    Class    Amount     Nature of Ownership   Percentage
----------------    -----    ------     -------------------   ------------
Kevin Ericksteen    Common   400,000    Direct                40%
Director/President

Deanna Olson        Common   400,000    Direct                40%
Secretary/Treasurer

--------------------------------------------------------------------------------
TOTAL
Common Shares:               800,000

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

     (b) Reports on Form 8-K
         None

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2005, we incurred $ 2516.66 in fees to our
principal   independent   accountant  for  professional   services  rendered  in
connection  with the audit of our  financial  statements  for fiscal  year ended
December  31,  2005  and for the  review  of our  financial  statements  for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

During fiscal year ended December 31, 2004, we incurred  approximately $2,800 in fees to our principal independent  accountant for professional services rendered in connection  with the audit of our financial  statements for fiscal year ended
December  31,  2004  and for the  review  of our  financial  statements  for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

During fiscal year ended  December 31, 2005, we did not incur any other fees for professional services rendered by our principal  independent  accountant for all other non-audit  services which may include,  but is not limited to, tax-related services, actuarial services or valuation services

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Shelby Group, Inc.

Dated: May 5, 2006

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        President

By: /s/ Deanna Olson
    ---------------------
        Deanna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following  persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 5, 2006

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        Director

By: /s/ Deanna Olson
    ---------------------
        Deanna Olson
        Director

